Form 10-K
period 2006-12-31
ALLSTATE LIFE GLOBAL FUNDING; Allstate Life Global Funding Trust 2006-1
filed 2007-04-02
CIK 1176267, 1357187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

[	]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from to

Commission File Number 001-32192

ALLSTATE LIFE GLOBAL FUNDING TRUST 2006-1 (the “Trust”)

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ALLSTATE LIFE GLOBAL FUNDING (the “Depositor”)

(EXACT NAME OF DEPOSITOR AS SPECIFIED IN ITS CHARTER)

ALLSTATE LIFE INSURANCE COMPANY (the “Sponsor”)

(EXACT NAME OF SPONSOR AS SPECIFIED IN ITS CHARTER)

Delaware	Not Applicable
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

c/o AMACAR Pacific Corp.
6525 Morrison Boulevard, Suite 318
Charlotte, North Carolina	28211
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (704) 365-0569

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Floating Rate Secured Medium Term Notes due 2009 of the Trust (the “Notes”)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]            Accelerated filer [ ]            Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference:

Note that in Parts I and III of this Annual Report on Form 10-K, we incorporate by reference certain information from the Annual Report on Form 10-K of the Sponsor (Commission file number 0-31248) for the year ended December 31, 2006 filed on March 13, 2007.

PART I

The following items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 1.	Business.
Item 1A.	Risk Factors.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

Item 1B.	Unresolved Staff Comments.
Not applicable.

The following substitute information is included in accordance with General Instruction J(2) to Form 10-K:

Item 1112(b) of Regulation AB:	Significant Obligors of Pool Assets.

Pursuant to Item 1100(c) of Regulation AB, the financial information required by Item 1112(b) of Regulation AB for the Sponsor as a “significant obligor” of pool assets is incorporated by reference to the discussion under the heading “Financial Statements and Supplementary Data” in Item 8 of the Annual Report on Form 10-K of the Sponsor (Commission file number 0-31248) for the year ended December 31, 2006, filed on March 13, 2007.

Item 1114(b)(2) of Regulation AB:	Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.
Not applicable.

Item 1115(b) of Regulation AB:         Certain Derivatives Instruments (Financial Information).

Not applicable.
Item 1117 of Regulation AB:	Legal Proceedings.
There are no legal proceedings pending against the Trust or the Depositor.

The information required by Item 1117 of Regulation AB for the Sponsor is incorporated by reference to the discussion under the heading “Legal Proceedings” in Item 3 and under the headings “Regulation” and “Legal and regulatory proceedings and inquiries” in Note 11 of Item 8 of the Annual Report on Form 10-K of the Sponsor for the year ended December 31, 2006, filed on March 13, 2007.

PART II

The following items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Item 9B.	Other Information.

None.

PART III

The following items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 10.	Directors and Executive Officers of the Registrant.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions.
Item 14.	Principal Accounting Fees and Services.

The following substitute information is included in accordance with General Instruction J(2) to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The following describes the relationships among the Depositor, the Trust, the Sponsor and Allstate Insurance Company:

•	pursuant to an amended and restated name licensing agreement, Allstate Insurance Company has granted the Depositor, and pursuant to a separate name licensing agreement Allstate Insurance

Company has granted the Trust, a non-exclusive license to use the name “Allstate” and other licensed marks as provided therein;

•

the Sponsor and the Depositor entered into an amended and restated support and expenses agreement, pursuant to which the Sponsor agreed, among other things, to pay certain costs and expenses relating to the offering, sale and issuance of each funding note and certain costs, expenses and taxes incurred by the Depositor, and to indemnify the Depositor with respect to certain matters;

•

in connection with the issuance of the Notes, pursuant to a separate support and expenses agreement, the Sponsor agreed, among other things, to pay certain costs and expenses relating to the offering, sale and issuance of the Notes and certain costs, expenses and taxes incurred by the Trust, and to indemnify the Trust with respect to certain matters; and

•	the Sponsor, the Depositor and the Trust entered into the documents contemplated by the medium term note program in connection with the issue and sale of the Notes.

Except as set forth above, none of The Allstate Corporation, Allstate Insurance Company, the Sponsor or any of their respective officers, directors, subsidiaries or affiliates owns or will own any beneficial interest in the Depositor or the Trust nor has any of these persons or entities entered or will enter into any agreement with the Depositor or the Trust.

The Trust is not affiliated with the Sponsor.

Neither The Allstate Corporation, Allstate Insurance Company, the Sponsor nor any of their respective officers, directors, subsidiaries or affiliates owns, or will own, any beneficial interest in the Depositor or the Trust.

Neither The Allstate Corporation, the Sponsor nor any of their respective officers, directors, subsidiaries or affiliates is affiliated with the Delaware trustee, the trust beneficial owner or the administrator of the Trust or the Depositor, any indenture trustee or any funding note indenture trustee. Neither The Allstate Corporation, Allstate Insurance Company, the Sponsor nor any of their respective officers, directors, subsidiaries or affiliates is affiliated with any beneficial owner of AMACAR Pacific Corp.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Bank of New York Trust Company, N.A., as successor trustee to J.P. Morgan Trust Company, National Association (the “Servicing Participant”), has been identified by the Registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. The Servicing Participant has completed a report on an assessment of compliance with the servicing criteria (the “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2006, which Report on Assessment is attached as Exhibit 33 to this Annual Report Form 10-K. In addition, the Servicing Participant has provided an attestation report (the “Attestation Report”) by a registered independent public accounting firm regarding its Report on Assessment. The Attestation Report is attached as Exhibit 34 to this Annual Report Form 10-K. Neither the Report on Assessment nor the Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment by the Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Bank of New York Trust Company, N.A., as successor trustee to J.P. Morgan Trust Company, National Association (the “Servicer”), has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. The Servicer has provided a compliance statement (the “Servicer Compliance Statement”), signed by an authorized officer, which is attached as Exhibit 35 to this Annual Report Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of Documents Filed as a Part of This Report
(1)	Not Applicable.
(2)	Not Applicable.
(3)	See Item 15(b) below.
(b)	Exhibits Required by Item 601 of Regulation S-K
Exhibit Number	Description of Document
31

Certification dated March 30, 2007 pursuant to Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

33

Report on Assessment of Compliance with servicing criteria concerning servicing activities of The Bank of New York Trust Company, N.A., as successor trustee to J.P. Morgan Trust Company, National Association, for the year ended December 31, 2006.

34

Independent Accountant’s Attestation Report concerning servicing activities of The Bank of New York Trust Company, N.A., as successor trustee to J.P. Morgan Trust Company, National Association, the year ended December 31, 2006.

35	Servicer Compliance Statement of The Bank of New York Trust Company, N.A., as successor trustee to J.P. Morgan Trust Company, National Association, for the year ended December 31, 2006.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATE LIFE GLOBAL FUNDING as depositor of ALLSTATE LIFE GLOBAL FUNDING TRUST 2006-1 (Registrant)
By:	AMACAR Pacific Corp., not in its individual capacity, but solely as administrator*
By:	/s/ Evelyn Echevarria
Name: Title:	Evelyn Echevarria Vice President

Date: March 30, 2007

*Allstate Life Global Funding and Allstate Life Global Funding Trust 2006-1 are statutory trusts organized under the laws of the State of Delaware and have no officers. AMACAR Pacific Corp., as administrator, is the sole provider of administrative services to Allstate Life Global Funding and Allstate Life Global Funding Trust 2006-1.

EXHIBIT INDEX

Exhibit Number	Description of Document
31

Certification dated March 30, 2007 pursuant to Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

33

Report on Assessment of Compliance with servicing criteria concerning servicing activities of The Bank of New York Trust Company, N.A., as successor trustee to J.P. Morgan Trust Company, National Association, for the year ended December 31, 2006.

34

Independent Accountant’s Attestation Report concerning servicing activities of The Bank of New York Trust Company, N.A., as successor trustee to J.P. Morgan Trust Company, National Association, the year ended December 31, 2006.

35	Servicer Compliance Statement of The Bank of New York Trust Company, N.A., as successor trustee to J.P. Morgan Trust Company, National Association, for the year ended December 31, 2006.