Form 10-K
period 2006-12-31
ALLSTATE LIFE GLOBAL FUNDING; Allstate Life Global Funding Trust 2006-4
filed 2007-04-02
CIK 1176267, 1383722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

[	]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from to

Commission File Number 001-32192

ALLSTATE LIFE GLOBAL FUNDING TRUST 2006-4 (the “Trust”)

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

Extendible Floating Rate Secured Medium Term Notes due 2012 of the Trust (the “Notes”)

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

ALLSTATE LIFE GLOBAL FUNDING as depositor of ALLSTATE LIFE GLOBAL FUNDING TRUST 2006-4 (Registrant)
By:	AMACAR Pacific Corp., not in its individual capacity, but solely as administrator*
By:	/s/ Evelyn Echevarria
Name: Title:	Evelyn Echevarria Vice President

Date: March 30, 2007

*Allstate Life Global Funding and Allstate Life Global Funding Trust 2006-4 are statutory trusts organized under the laws of the State of Delaware and have no officers. AMACAR Pacific Corp., as administrator, is the sole provider of administrative services to Allstate Life Global Funding and Allstate Life Global Funding Trust 2006-4.

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