Form 10-K
period 2007-12-31
ALLSTATE LIFE GLOBAL FUNDING; Allstate Life Global Funding Trust 2007-1
filed 2008-03-28
CIK 1176267, 1387022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

[	]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from to

Commission File Number 001-32192

ALLSTATE LIFE GLOBAL FUNDING TRUST 2007-1 (the “Trust”)

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

5.17% Secured Medium Term Notes due 2009 of the Trust (the “Notes”)

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

Large accelerated filer [ ]           Accelerated filer [ ]Non-accelerated filer [ X ]

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

Not applicable.

Documents Incorporated by Reference:

Note that in Parts I and III of this Annual Report on Form 10-K, we incorporate by reference certain information from the Annual Report on Form 10-K of the Sponsor (Commission file number 0-31248) for the year ended December 31, 2007 filed on March 17, 2008.

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

Pursuant to Item 1100(c) of Regulation AB, the financial information required by Item 1112(b) of Regulation AB for the Sponsor as a “significant obligor” of pool assets is incorporated by reference to the discussion under the heading “Financial Statements and Supplementary Data” in Item 8 of the Annual Report on Form 10-K of the Sponsor (Commission file number 0-31248) for the year ended December 31, 2007, filed on March 17, 2008.

Item 1114(b)(2) of Regulation AB:	Credit Enhancement and Other Support, Except for Certain
Derivatives Instruments.
Not applicable.

Item 1115(b) of Regulation AB:         Certain Derivatives Instruments (Financial Information).

Not applicable.
Item 1117 of Regulation AB:	Legal Proceedings.
There are no legal proceedings pending against the Trust or the Depositor.

The information required by Item 1117 of Regulation AB for the Sponsor is incorporated by reference to the discussion under the heading “Legal Proceedings” in Item 3 and under the headings “Regulation” and “Legal and regulatory proceedings and inquiries” in Note 11 of Item 8 of the Annual Report on Form 10-K of the Sponsor for the year ended December 31, 2007, filed on March 17, 2008.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Bank of New York Trust Company, N.A., as trustee (the “Servicing Participant”), has been identified by the Registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. The Servicing Participant has completed a report on an assessment of compliance with the servicing criteria (the “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2007, which Report on Assessment is attached as Exhibit 33 to this Annual Report Form 10-K. In addition, the Servicing Participant has provided an attestation report (the “Attestation Report”) by a registered independent public accounting firm regarding its Report on Assessment. The Attestation Report is attached as Exhibit 34 to this Annual Report Form 10-K. Neither the Report on Assessment nor the Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment by the Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Bank of New York Trust Company, N.A., as trustee (the “Servicer”), has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. The Servicer has provided a compliance statement (the “Servicer Compliance Statement”), signed by an authorized officer, which is attached as Exhibit 35 to this Annual Report Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of Documents Filed as a Part of This Report
(1)	Not Applicable.
(2)	Not Applicable.
(3)	See Item 15(b) below.
(b)	Exhibits Required by Item 601 of Regulation S-K
Exhibit Number	Description of Document
31

Certification dated March 25, 2008 pursuant to Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

33	Report on Assessment of Compliance with servicing criteria concerning servicing activities of The Bank of New York Trust Company, N.A., as trustee, for the year ended December 31, 2007.
34	Independent Accountant’s Attestation Report concerning servicing activities of The Bank of New York Trust Company, N.A., as trustee, for the year ended December 31, 2007.
35	Servicer Compliance Statement of The Bank of New York Trust Company, N.A., as trustee, for the year ended December 31, 2007.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATE LIFE GLOBAL FUNDING as depositor of ALLSTATE LIFE GLOBAL FUNDING TRUST 2007-1 (Registrant)
	By:	AMACAR Pacific Corp., not in its individual capacity, but solely as administrator*
	By:	/s/ Douglas K. Johnson
	Name: Title:	Douglas K. Johnson President
Date: March 25, 2008

*Allstate Life Global Funding and Allstate Life Global Funding Trust 2007-1 are statutory trusts organized under the laws of the State of Delaware and have no officers. AMACAR Pacific Corp., as administrator, is the sole provider of administrative services to Allstate Life Global Funding and Allstate Life Global Funding Trust 2007-1.

EXHIBIT INDEX

Exhibit Number	Description of Document
31

Certification dated March 25, 2008 pursuant to Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

33	Report on Assessment of Compliance with servicing criteria concerning servicing activities of The Bank of New York Trust Company, N.A., as trustee, for the year ended December 31, 2007.
34	Independent Accountant’s Attestation Report concerning servicing activities of The Bank of New York Trust Company, N.A., as trustee, the year ended December 31, 2007.
35	Servicer Compliance Statement of The Bank of New York Trust Company, N.A., as trustee, for the year ended December 31, 2007.