Form 10-K
period 2008-12-31
ALLSTATE LIFE GLOBAL FUNDING; Allstate Life Global Funding Trust 2008-4
filed 2009-03-31
CIK 1176267, 1433653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

[	]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from to

Commission File Number 001-32192

ALLSTATE LIFE GLOBAL FUNDING TRUST 2008-4 (the “Trust”)

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

5.375% Secured Medium Term Notes due 2013 of the Trust (the “Notes”)

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

ALLSTATE LIFE GLOBAL FUNDING

as depositor of
ALLSTATE LIFE GLOBAL FUNDING TRUST 2008-4
(Registrant)

By:	AMACAR Pacific Corp., not in its individual capacity,

but solely as administrator*

By:	/s/ Evelyn Echevarria
Name:	Evelyn Echevarria
Title:	Vice President

Date: March 25, 2009

*Allstate Life Global Funding and Allstate Life Global Funding Trust 2008-4 are statutory trusts organized under the laws of the State of Delaware and have no officers. AMACAR Pacific Corp., as administrator, is the sole provider of administrative services to Allstate Life Global Funding and Allstate Life Global Funding Trust 2008-4.

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