Form 10-K/A
period 2008-12-31
ALLSTATE LIFE GLOBAL FUNDING; Allstate Life Global Funding Trust 2008-1
filed 2009-08-28
CIK 1176267, 1428142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Not applicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed for the purpose of amending Item 1122 of Regulation AB and the Servicer Compliance Statement (filed as Exhibit 35) of Item 1123 of Regulation AB. All other Items of the original filing on Form 10-K made on March 31, 2009 are unaffected by the changes to Item 1122 and Exhibit 35 and such Items have not been included in this Amendment. Information in this Form 10-K/A is generally stated as of December 31, 2008 and does not reflect any subsequent information or events other than the revised Item 1122 and Exhibit 35.

PART III

The following substitute information is included in accordance with General Instruction J(2) to Form 10-K:

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Bank of New York Mellon Trust Company, N.A., as trustee (the “Servicing Participant”), has been identified by the Registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. The Servicing Participant has completed a report on an assessment of compliance with the servicing criteria (the “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2008, which Report on Assessment is attached as Exhibit 33 to this Annual Report Form 10-K. In addition, the Servicing Participant has provided an attestation report (the “Attestation Report”) by a registered independent public accounting firm regarding its Report on Assessment. The Attestation Report is attached as Exhibit 34 to this Annual Report Form 10-K. The material instances of non-compliance identified on Schedule A of the Report on Assessment do not apply to the Servicing Participant’s performance under the Indenture.

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
31

Certification dated August 27, 2009 pursuant to Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
Date: August 28, 2009

*Allstate Life Global Funding and Allstate Life Global Funding Trust 2008-1 are statutory trusts organized under the laws of the State of Delaware and have no officers. AMACAR Pacific Corp., as administrator, is the sole provider of administrative services to Allstate Life Global Funding and Allstate Life Global Funding Trust 2008-1.

EXHIBIT INDEX

Exhibit Number	Description of Document
31

Certification dated August 27, 2009 pursuant to Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

35	Servicer Compliance Statement of The Bank of New York Mellon Trust Company, N.A., as trustee, for the year ended December 31, 2008.

5